Form 10-Q
period 1996-06-30
GERRITY OIL & GAS CORPORATION
filed 1996-08-14
CIK 865431

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


                    Commission File Number O-18667

                    GERRITY OIL & GAS CORPORATION




          Delaware                             84-1145802
(State or other jurisdiction of      IRS Employer Identification No.)
incorporation or organization)


         4100 E. Mississippi Avenue, Denver, Colorado 80222
         (Address of principal executive offices)   (Zip Code)


                            (303) 757-1110



          (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes            [   ] No

As of August 13, 1996, the Registrant had 100 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                                  GERRITY OIL & GAS CORPORATION

                                   CONSOLIDATED BALANCE SHEETS
                                          (In thousands)
                                                                 December 31,    June 30,
                                                                    1995           1996
                                                                 -----------    -----------
                                                                                (Unaudited)
                                              ASSETS
Current assets
   Cash and equivalents                                            $  1,433       $  9,066
   Accounts receivable                                               12,741         12,734
   Inventory and other                                                  941          1,024
                                                                   --------       --------
                                                                     15,115         22,824
                                                                   --------       --------

Oil and gas properties, successful efforts method                   390,135        217,461
Accumulated depletion, depreciation and amortization               (105,023)        (4,364)
                                                                   --------       --------
                                                                    285,112        213,097
                                                                   --------       --------

Gas facilities and other                                             17,824          1,398
Accumulated depreciation                                             (4,962)           (29)
                                                                   --------       --------
                                                                     12,862          1,369

Note receivable from related party                                    1,000              -
Other assets, net                                                     5,460          4,490
                                                                   --------       --------
                                                                   $319,549       $241,780
                                                                   ========       ========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                 12,884          10,213
   Accrued liabilities                                               7,689          10,227
   Payable to parent                                                     -           2,548
   Current maturities of long-term debt                              1,125               -
                                                                  --------        --------
                                                                    21,698          22,988
                                                                  --------        --------
Senior debt, net                                                    16,875          34,500
Senior subordinated notes                                          100,000         104,617
Payable to affiliate                                                     -           4,621
Other long-term liabilities                                         18,751           2,628

Commitments and contingencies

Stockholders' equity
   Convertible  preferred  stock,  par  value  $.01 per  share;
   500,000  shares authorized, 379,500 shares issued
     and outstanding (liquidation preference of $75,900)                 4               4
   Common stock, par value $.01 per share; 40,000,000
     shares authorized, 13,781,260 and 100 shares issued and
     outstanding                                                       138               -
   Capital in excess of par value                                  160,524          73,829
   Retained earnings (deficit)                                       1,559          (1,407)
                                                                  --------        --------
                                                                   162,225          72,426
                                                                  --------        --------
                                                                  $319,549        $241,780
                                                                  ========        ========

        The accompanying notes are an integral part of these statements.

                                      GERRITY OIL & GAS CORPORATION

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands except per share amounts)


                                                           Three Months                Six Months
                                                          Ended June 30,             Ended June 30,
                                                      ----------------------     ----------------------
                                                         1995        1996           1995        1996
                                                         ----        ----           ----        ----
                                                                         (Unaudited)
Revenues
  Oil and gas sales                                    $13,949     $12,215         $28,245     $24,369
  Other                                                    641         371           1,138         684
                                                       -------     -------         -------     -------
                                                        14,590      12,586          29,383      25,053
                                                       -------     -------         -------     -------
Expenses
  Direct operating                                       2,255       2,350           4,504       4,380
  Exploration                                                3         331               6         372
  General and administrative                             1,861       1,112           3,691       2,790
  Interest and other                                     3,716       3,589           7,256       7,015
  Depletion, depreciation and amortization               8,069       7,326          16,131      14,003
  Restructuring expenses                                     -           -             828           -
                                                       -------     -------         -------     -------

Income (loss) before taxes                              (1,314)     (2,122)         (3,033)     (3,507)
Provision (benefit) for income taxes
  Current                                                    -           -               -           -
  Deferred                                                 (66)       (243)           (152)       (713)
                                                       -------     -------         -------     -------
                                                           (66)       (243)           (152)       (713)
                                                       -------     -------         -------     -------

Net income (loss)                                       (1,248)     (1,879)         (2,881)     (2,794)
                                                       =======     =======         =======     =======

        The accompanying notes are an integral part of these statements.

                                                   4


                                   GERRITY OIL & GAS CORPORATION

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands, except share and per share amounts)



                                                Convertible
                                               Preferred Stock         Common Stock        Capital In
                                              -----------------     --------------------    Excess of   Retained
                                               Shares    Amount       Shares      Amount    Par Value   Earnings      Total
                                              --------   ------     ----------   -------    ---------   --------     --------
Balance, December 31, 1994                     379,500   $    4     13,781,260   $   138     $160,524    $14,086     $174,752
Net loss                                             -        -              -         -            -     (7,973)      (7,973)
Preferred dividends                                  -        -              -         -            -     (4,554)      (4,554)
                                               -------   ------     ----------   -------     --------    -------     --------
Balance, December 31, 1995                     379,500        4     13,781,260       138      160,524      1,559      162,225

Net loss through the Merger date                     -        -              -         -            -     (1,387)      (1,387)
Preferred dividends                                  -        -              -         -            -     (1,139)      (1,139)
Revaluation of assets and liabilities
  in Merger to fair value                            -        -    (13,781,160)     (138)     (86,695)       967      (85,866)
Net loss subsequent to the
  Merger                                             -        -              -         -            -     (1,407)      (1,407)
                                               -------   ------     ----------   -------     --------    -------     --------

Balance, June 30, 1996
  (unaudited)                                  379,500   $    4            100    $    -      $73,829    $(1,407)    $ 72,426
                                               =======   ======     ==========   =======     ========    =======     ========



        The accompanying notes are an integral part of these statements.

                                      GERRITY OIL & GAS CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                           1995         1996
                                                                           ----         ----
                                                                              (Unaudited)
Operating activities
   Net loss                                                              $(2,881)     $(2,794)
   Adjustments to reconcile net loss to net cash
      provided by operations
         Exploration expense                                                   6          372
         Depletion, depreciation and amortization                         16,131       14,003
         Restructuring expenses                                              194            -
         Deferred taxes and other                                            177         (751)
         Change in current and other assets and liabilities
         Decrease (increase) in:
              Accounts receivable                                          3,027          (58)
              Inventory and other                                           (379)        (114)
            Increase (decrease) in:
              Accounts payable                                              (839)      (1,248)
              Accrued liabilities                                           (728)        (329)
              Ad valorem taxes payable                                    (2,557)      (2,449)
                                                                          ------        -----

         Net cash provided by operations                                  12,151        6,632
                                                                          ------        -----

Investing activities
   Acquisition, development and exploration                              (16,693)      (4,613)
   Merger expenses                                                             -       (8,559)
                                                                          ------       ------
         Net cash used in investing                                      (16,693)     (13,172)
                                                                          ------       ------

Financing activities:
   Repayment of long-term debt                                                 -      (36,188)
   Proceeds from long-term debt                                            8,000       51,500
   Preferred dividends                                                    (2,277)      (1,139)
   Other                                                                     (41)           -
                                                                          ------       ------
         Net cash provided by financing                                    5,682       14,173
                                                                          ------       ------

Net increase in cash and equivalents                                       1,140        7,633
Cash and equivalents, beginning of period                                    110        1,433
                                                                          ------       ------
Cash and equivalents, end of period                                       $1,250       $9,066
                                                                          ======       ======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $7,637       $6,730
   Cash paid for income taxes                                                  -            -

                     The  accompanying  notes  are an  integral  part  of  these statements.

                          GERRITY OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items and a revaluation of assets and liabilities as a result of accounting for the merger of the Company as a purchase by Patina) necessary to present fairly the financial position of Gerrity Oil & Gas Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of June 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 and the Company's Proxy Statement/Prospectus dated April 2, 1996 (SEC Registration No. 333-572).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Recent Developments

     On May 2, 1996, at a special meeting of the stockholders of the Company, the Amended and Restated Agreement and Plan of Merger dated January 16, 1996 and amended and restated March 20, 1996 (the "Agreement") and the transactions contemplated thereby, providing for the merger (the "Merger") of a wholly owned subsidiary of Patina Oil & Gas Corporation ("Patina"), which was a wholly owned subsidiary of Snyder Oil Corporation ("SOCO"), with and into the Company, was approved by the Company's common stockholders. In accordance with the Agreement, the shares of common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger were collectively converted into an aggregate of 6,000,000 shares of common stock, par value $.01 per share of Patina, and 3,000,000 five-year warrants initially to purchase one share of Patina Common Stock at an exercise price of $12.50 per share. As a result, SOCO owns 70% of the common stock and the former Gerrity common shareholders own 30% of the common stock of Patina and warrants to purchase additional shares of Patina common stock.

     In  conjunction  with the  Merger,  Patina  offered  to  exchange  Patina's preferred  stock for  Gerrity's  preferred  stock (the  "Original  Exchange
     Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of Gerrity's preferred stock. Subsequent to the quarter end, Patina announced that it intended to amend Gerrity's certificate of incorporation to provide that all remaining shares of Gerrity's preferred stock would be exchanged for Patina's preferred stock on the same terms as the Original Exchange Offer. Additionally, the Company repurchased $1.2 million of Senior Subordinated Notes put to the Company in accordance with the change of control provision within the indenture.

      During the second quarter of 1996, the Company used the purchase method to record the acquisition of the Company by Patina. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result of applying pushdown accounting, the assets and liabilities of the Company were revalued to reflect the purchase price (the estimated value of the Patina common shares and Patina warrants distributed to the Company's common shareholders plus all liabilities assumed by Patina) to acquire the Company. The Company's assets and liabilities were assigned carrying amounts based on their relative fair market values.

      The financial statements reflect the effects of Merger-related transactions in the second quarter of 1996. The primary impact of applying pushdown accounting was the revaluation of oil and gas properties and the associated impact on depletion, depreciation and amortization. Periods presented prior to the second quarter of 1996 are presented on a pre-Merger basis and, therefore, are not comparable.

      Risks and Uncertainties

      Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Producing Activities

      The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to one barrel. Amortization of capitalized costs has generally been provided over the entire DJ Basin as the wells are located in the same reservoir. The Company expects to review the appropriateness of this policy in the second half of 1996. No accrual has been provided for estimated abandonment costs as management estimates that the salvage value of lease and well equipment will approximate such costs.

      During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the six months ended June 30, 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

      Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the two months ended June 30, 1996 was $640,000. Scheduled amortization for the next five years is $1,924,000 for the remainder of 1996, $1,540,000 in 1997, $513,000 in 1998, and $257,000
      in each of 1999 and 2000.

      Financial Instruments

     The book value and estimated fair value of cash and equivalents was $1.4 million and $9.1 million at December 31, 1995 and June 30, 1996. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's bank debt and senior debt combined was $118 million and $139.1 million at December 31, 1995 and June 30, 1996. The fair value of the bank debt is presented at face value given its floating rate structure. The book value of the senior subordinated notes was $104.6 million at June 30, 1996. The estimated fair value was $104.1 million at that date. The fair value is estimated based on the instruments price as quoted on the New York Stock Exchange.

      Other

      All liquid investments with an original maturity of three months or less are considered to be cash equivalents.

      Certain amounts in prior periods consolidated financial statements have been reclassified to conform with current classification.

3.INDEBTEDNESS

      The following indebtedness was outstanding on the respective dates:

                                                         December 31,       June 30,
                                                            1995              1996
                                                            ----              ----
                                                                (In thousands)
      11 3/4% Senior Subordinated Notes due 2004           $100,000        $ 104,617
      Note payable, banks                                    18,000           34,500
                                                           --------          --------
      Total long-term debt                                 118,000           139,117
      Less current maturities                               (1,125)                -
                                                          --------          --------

      Long-term debt, net                                 $116,875          $139,117
                                                          ========          ========

      The scheduled maturities of indebtedness for the next five years at June 30, 1996 were as follows:

        Year Ending
        December 31,                                             (In thousands)
        ------------                                             --------------
        1996                                                         $     -
        1997                                                               -
        1998                                                               -
        1999                                                          34,500
        2000                                                               -
                                                                     -------
             Total                                                   $34,500
                                                                     =======

Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (a) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (b) a facility provided to the Company (the "Company Facility").

The Company Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the Company Facility will be limited to a fluctuating borrowing base that equaled $51 million at June 30, 1996. At June 30, 1996, $34.5 million was outstanding under the Company Facility. To date, the Company Facility has been used primarily to refinance the previous bank credit facility and pay costs associated with the Merger.

The borrower may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%. From May 2, 1996 through June 30, 1996, the average interest rate under the facilities approximated 7.0%.

The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

On July 1, 1994, the Company received the net proceeds of approximately $95,000,000 from its offering of $100,000,000 of 11 3/4% Senior Subordinated Notes due July 15, 2004. In connection with the Merger, the Company repurchased $1.2 million of the notes. As part of the purchase method of accounting, the remaining notes have been reflected in the accompanying financial statements at a market value of $104.6 million or 105.875% of their principal amount. Interest is payable each January 15 and July 15, commencing January 15, 1995. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, the Company would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries. The Company utilized the net proceeds from the Notes to pay down $85,000,000 of outstanding debt under the Company's bank credit agreement and to prepay all $10,000,000 of the then outstanding senior subordinated debt.

The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51,000,000, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company is currently in compliance with the net tangible asset covenant. The Company currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51,000,000 primarily as a result of lower than anticipated commodity prices.

4.   STOCKHOLDER'S EQUITY

In 1993, the Company privately placed 3,036,000 Depositary Shares, each representing a one-eighth interest in a share of $12.00 Convertible Preferred Stock. The Company received $72,508,000 net proceeds from the offering. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder into 10.392 shares of Common Stock. Annual cumulative dividends of $12.00 per share of Convertible Preferred Stock ($1.50 per Depositary Share) are payable on each May 15, August 15, November 15, and February 15, when, and if declared by the Board. Dividends at the rate of $12.00 per share, annually, were paid through February 15, 1996. Subsequent to that date, no dividends have been declared or paid on the Company's preferred shares.

In the case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Convertible Preferred Stock are entitled to receive a liquidation preference of $200.00 per share ($75,900,000 or $25 per Depositary Share), plus accrued unpaid dividends. The shares of Convertible Preferred Stock are redeemable at the option of the Company, in whole or in part at any time at $208.40 per share, declining ratably to $200 per share in May 2003.

In conjunction with the Merger, Patina offered to exchange Patina's preferred stock for Gerrity's preferred stock (the "Original Exchange Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of Gerrity's preferred stock. Subsequent to the quarter end, Patina announced that it intended to amend Gerrity's certificate of incorporation to provide that all remaining shares of Gerrity's preferred stock would be exchanged for Patina's preferred stock on the same terms as the Original Exchange Offer.

In accordance with the Merger Agreement, the shares of common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (13,781,260 common shares) were collectively converted into an aggregate of 6,000,000 shares of common stock, par value $.01 per share of Patina, and 3,000,000 five-year warrants initially to purchase one share of Patina Common Stock at an exercise price of $12.50 per share. Immediately subsequent to this conversion, the authorized common shares of the Company were reduced from 40,000,000 to 1,000 of which 100 are issued and outstanding, all owned by Patina.

5.   INCOME TAXES

The difference between the benefit from income taxes for the three and six months ended June 30, 1995 and 1996, and the amount which would be determined by applying statutory income tax rates to income before income taxes is due primarily to a reduction of the effective tax rate as a result of the anticipated realization of alternative minimum tax credits and utilization of
Section 29 tax credits, respectively.

6.   COMMITMENTS AND CONTINGENCIES

In January 1996, Gerrity and three other producers were sued by five plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs incurred by the Company prior to calculating royalty payments in breach of the relevant lease provisions and that the Company fraudulently concealed that fact from the plaintiffs. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company was not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that costs deducted by it in calculating royalties are and have been proper under the relevant lease provisions, and it intends to defend this and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against the Company and each of the directors of the Company, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain the defendants from consummating a merger which will benefit the holders of the Company's common stock at the expense of the holders of the Preferred and (b) to obtain a declaration that the terms of the proposed merger constitute a breach of the contractual rights of the Preferred." The complaint seeks, among other things, certification as a class action on behalf of all holders of the Company's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Merger and money damages. Defendants believe that the complaint is without merit and intend to vigorously defend against the action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

The financial statements reflect favorable legal proceedings only upon receipt of cash, final judicial determination or execution of a settlement agreement. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gerrity Oil & Gas Corporation (the "Company") is an energy company primarily engaged in the drilling of low risk oil and gas development wells. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations

Revenue. Revenue for the three and six months ended June 30, 1996 was $12,586,000 and $25,053,000, a decrease of $2,004,000, or 14% and $4,330,000, or
15%, respectively, as compared to the same periods in 1995. These changes were primarily attributable to decreased average daily production partially offset by higher average selling prices as summarized in the tables below:

                                                 Three months ended        Six months ended
                                                      June 30,                  June 30,
                                               ---------------------    ----------------------
                                                1995     1996    %        1995     1996     %
                                               ------   ------  ----     ------   ------  ----
Barrels of oil production
   per day                                      4,752    3,441   (28)     5,008    3,481  (30)
Price per barrel                               $16.46   $20.28    23     $16.17   $19.41   20
Mcfs of gas production
   per day                                     52,877   42,051   (20)    52,170   41,610  (20)
Price per Mcf                                  $ 1.42   $ 1.53     8     $ 1.44   $ 1.59   10
Barrels of oil equivalent
   production per day                          13,565   10,449   (23)    13,703   10,415  (24)
Price per barrel equivalent                    $11.30   $12.85    14     $11.39   $12.86   13

                                                       Three months ended    Six months ended
                                                             June 30              June 30
Decrease in oil and gas sales due to production volume    $(3,362,000)          $(7,104,000)
Increase in oil and gas sales due to selling price          1,628,000             3,228,000
                                                          -----------           -----------
Decrease in oil and gas sales                             $(1,734,000)          $(3,876,000)
                                                          ===========           ===========


     Oil and gas production may vary from period to period due to several factors, including changes in weather, timing of new well hookups, timing of recompletions, and the purchase or sale of producing properties. In response to low commodity prices experienced throughout 1995 and 1996, the Company reduced the level of its drilling and recompletion activity. More than half of a typical Codell well's reserves are recovered in the first three years of production. As a result, each well contributes significantly more production in the first year than in subsequent years. The Company drilled and completed 860 wells and performed 282 recompletions from January 1, 1992 to December 31, 1994. As of January 1, 1995 to the present time, the Company has drilled and completed 81 wells and performed 85 recompletions. Production was lower during the three and six months ended June 30, 1996 in comparison to 1995 as a result of all of the aforementioned factors.

        In March 1996, the Company entered into a crude oil swap agreement in order to hedge against the volatility in crude oil prices during the summer months. Although the Company entered into the agreement to minimize exposure to price decreases, the agreement also limits the Company's ability to benefit from any significant price increases on the contract volumes. The contract volume is for 1,500 barrels of crude oil per day during the period from July 1, 1996 through September 30, 1996. The agreements involve the cash settlement of the differential between the contract prices (an average of $18.34 per barrel) and the average closing NYMEX crude oil price during each month. Any gain or loss realized on these agreements will be included as a component of oil and gas sales in the month of production.

        Direct Operating Expenses. Direct operating expenses consist of lease operating expenses and production taxes. The Company's costs for the three and six months ended June 30, 1996 were $2,350,000 and $4,380,000, an increase of $95,000, or 4%, and a decrease of $124,000, or 3%, respectively, compared to the same periods in 1995. The overall increase for the three months ended June 30, 1996 is attributable to a reclassification of certain expenses for May and June 1996 to direct operating expenses to present these costs on a financial reporting basis consistent with that of SOCO. The decrease for the six months ended June 30, 1996 is due to a reduction in field personnel throughout 1995 as well as lower production taxes in 1996, which reflects the decrease in oil and gas sales.

        General and Administrative Expenses. General and administrative expenses, which are net of operator fees received by the Company, for the three and six months ended June 30, 1996 were $1,112,000 and $2,790,000, a decrease of $749,000, or 40% and $901,000, or 24%, respectively, compared to the same periods in 1995. The decreases reflect the Company's cost reduction plan which was implemented in January 1995 as well as additional cost savings realized as a result of the Merger.

     Interest and Other Expenses. Interest and other expenses for the three and six months ended June 30, 1996 was $3,589,000 and $7,015,000, a decrease of $127,000, or 3%, and $241,000, or 3%, respectively, as compared to the same periods in 1995. These decreases are due primarily to a decrease in the average outstanding borrowings between 1995 and 1996 as follows:

                                                         Three Months Ended    Six Months Ended
                                                               June 30              June 30
                                                         ------------------    -----------------
                                                           1995     1996         1995     1996
                                                          ------   ------       ------   ------
Average interest rate                                      10.7%    11.1%        10.7%    11.0%

Average borrowings outstanding
     (in thousands)                                      $137,739  $125,383     $136,709  $123,283

        Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the three and six months ended June 30, 1996 were $7,326,000 and $14,003,000, a decrease of $743,000, or 9%, and a decrease of $2,128,000, or
13%, respectively, compared to the same periods in 1995. As depletion is calculated using the units-of-production method, the decrease in the six months ended June 30, 1996 was partially attributable to the decrease in oil and gas production. The decrease for the three months ended June 30, 1996 also reflects the reduction in the valuation of oil and gas properties from historical cost to fair value as of the Merger date. Depletion costs per BOE increased from $6.24 for the first six months of 1995 to $6.79 for the first six months of 1996.

        Restructuring expenses. Restructuring expenses for the six months ended June 30, 1995 were $828,000. These expenses were a result of the Company's cost reduction plan implemented in January 1995 and were comprised primarily of severance benefits and to a lesser extent, office lease renegotiation costs and the related abandonment of leasehold improvements.

        Income Taxes. The difference between the benefit from income taxes for the three and six months ended June 30, 1995 and 1996, and the amount which would be determined by applying statutory income tax rates to income before income taxes is due primarily to a reduction of the effective tax rate as a result of the anticipated realization of alternative minimum tax credits and utilization of Section 29 tax credits, respectively.


Liquidity and Capital Resources

     In conjunction with the Merger, the Company entered into a new Bank Credit Agreement dated as of May 2, 1996 with Texas Commerce Bank National Association, as administrative agent, NationsBank of Texas, N.A., as documentary agent, Wells Fargo Bank, N.A., CIBC, Inc. and Credit Lyonnais, as co-agents. The Company's Credit Agreement currently includes commitments to lend up to $51,000,000 to the Company. Borrowings under the Credit Agreement are secured by a pledge of the stock of all of the Company's subsidiaries and a mortgage on substantially all of the Company's oil and gas properties. As of June 30, 1996, the Company had $34,500,000 of outstanding borrowings and $16,500,000 available for borrowing under the Bank Credit Agreement. The average interest rate on outstanding borrowings under the Bank Credit Agreement at June 30, 1996 was 7.19%.

        The amount available to be drawn by the Company under the Credit Agreement is subject to a borrowing base (the "Borrowing Base"), which is based upon the Lenders' determination of the amount of Indebtedness (as defined in the Credit Agreement) for borrowed money that can be supported by the Company's proved oil and gas reserves. The Borrowing Base is generally determined semi-annually, but may be redetermined, at the option of either the Company or the

Lenders, one additional time each year, and will be redetermined on certain sales of assets included in the Borrowing Base. Until the next scheduled redetermination, the Borrowing Base has been set at $51,000,000.

        The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

        The Company's 11 3/4% Senior Subordinated Notes due July 15, 2004 contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51,000,000, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company is currently in compliance with the net tangible asset covenant. The Company currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51,000,000 primarily as a result of lower than anticipated commodity prices. The Company is of the opinion that this will have no materially adverse effect on its financial condition.

        The Company had working capital deficits of $6,583,000 and $164,000 at December 31, 1995 and June 30, 1996, respectively. The Company has historically maintained a working capital deficit as cash flows from operations have been sufficient to meet its working capital needs. At June 30, 1996, the Company had an additional $16,500,000 of available borrowings pursuant to the terms of its Credit Agreement.

        During the six months ended June 30, 1996, the Company performed 46 recompletions. Net cash used in investing activities was $13,172,000. These capital expenditures were financed through cash provided by operating activities of $6,632,000 and through net borrowings under the Credit Agreement totaling $15,312,000. Net cash provided by financing activities was $14,173,000. As a result of continued low Rocky Mountain natural gas prices, the Company's capital expenditures for 1996, exclusive of acquisitions, are currently estimated to be approximately $8,500,000 to $10,000,000. The Company continually evaluates the drilling budget and may increase or decrease its development program in response to market conditions.

     The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

Inflation and Changes in Prices

        While certain of its costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

                    PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
        Information  with respect to this item is incorporated by reference from
        Note 3 of the Notes to Consolidated Financial Statements in Part I of this report.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

        A special meeting of the Company's common stockholders was held on May 2, 1996. The holders of the common stock of the Company voted as follows:

        Adoption of the Amended and Restated Agreement and Plan of Merger

          Votes For   Votes Against   Abstentions
          ---------   -------------   ------------
          9,018,630      193,750           38,195

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
a.Exhibits required by Item 601 of Regulation S-K:

Exhibit
   No.      Description
- -------     -----------
10.73 -     First Amendment to Credit Agreement dated June 28, 1996
            by and among Gerrity, Patina Oil & Gas Corporation and
            SOCO Wattenberg Corporation, as Borrowers, and Texas
            Commerce Bank National Association, as Administrative
            Agent, and certain commercial lending institutions.

27    -     Financial Data Schedule

     b. Report on Form 8-K:

     On May 17, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The Report disclosed under Item 1 information regarding the approval of the Amended Agreement and Plan of Merger among Snyder Oil Corporation, Patina Oil & Gas Corporation, Patina Merger Corporation and the Company.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GERRITY OIL & GAS CORPORATION

                                      (Registrant)



Date: August 13, 1996                  By:/S/DAVID J. KORNDER
                                          -----------------------
                                          David J. Kornder
                                          Vice President
                                          Chief Financial Officer