Form 10-Q
period 1996-09-30
GERRITY OIL & GAS CORPORATION
filed 1996-11-15
CIK 865431

================================================================================



                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

[  ]     Transition  Report  Pursuant to  Section 13 or 15(d) of  the Securities
         Exchange Act of 1934


                         Commission File Number O-18667

                          GERRITY OIL & GAS CORPORATION




            Delaware                                    84-1145802
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


                 1625 Broadway, Denver, Colorado        80202
             (Address of principal executive offices) (Zip Code)


                                 (303) 389-3600
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         [X] Yes           [   ] No

As of November 14, 1996, the Registrant had 100 shares of Common Stock outstanding.



================================================================================

PART I.           FINANCIAL INFORMATION

           The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                                           GERRITY OIL & GAS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                                     1995                1996
                                                                                  ------------       -------------
                                                                                                      (Unaudited)

                                                       ASSETS

Current assets
   Cash and equivalents ..........................................................   $  1,433            $  7,127
   Accounts receivable ...........................................................     12,741              12,881
   Inventory and other ...........................................................        941                 937
                                                                                     --------            --------
                                                                                       15,115              20,945
                                                                                     --------            --------

Oil and gas properties, successful efforts method ................................    390,135             217,501
   Accumulated depletion, depreciation and amortization ..........................   (105,023)            (10,359)
                                                                                     --------            --------
                                                                                      285,112             207,142
                                                                                     --------            --------

Gas facilities and other .........................................................     17,824               1,399
   Accumulated depreciation ......................................................     (4,962)                (77)
                                                                                     --------            --------
                                                                                       12,862               1,322

Note receivable from related party ...............................................      1,000                   -
Other assets, net ................................................................      5,460               3,528
                                                                                     --------            --------
                                                                                     $319,549            $232,937
                                                                                     ========            ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................      12,884             12,291
   Accrued liabilities ...........................................................       7,689              5,730
   Current maturities of long-term debt ..........................................       1,125                  -
                                                                                      --------           --------
                                                                                        21,698             18,021
                                                                                      --------           --------

Senior debt ......................................................................      16,875             28,000
Subordinated notes ...............................................................     100,000            103,264
Payable to affiliate .............................................................           -             10,668
Other noncurrent liabilities .....................................................      18,751              2,298

Commitments and contingencies

Stockholders' equity
   Convertible  preferred  stock,  par  value  $.01 per  share;  500,000  shares authorized, 379,500 shares issued
     and outstanding (liquidation preference of $75,900) .........................           4                  4
   Common stock, par value $.01 per share; 40,000,000 and 1,000 shares authorized, 13,781,260 and 100 shares issued and
     outstanding .................................................................         138                  -
   Capital in excess of par value ................................................     160,524             73,829
   Retained earnings (deficit) ...................................................       1,559             (3,147)
                                                                                      --------           --------
                                                                                       162,225             70,686
                                                                                      --------           --------
                                                                                      $319,549           $232,937
                                                                                      ========           ========

                            The accompanying notes are an integral part of these statements.



                                           GERRITY OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (IN THOUSANDS)


                                                                 THREE MONTHS                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                             ---------------------        ---------------------
                                                               1995         1996            1995        1996
                                                              -------      -------         -------     -------
                                                                                 (UNAUDITED)

Revenues
  Oil and gas sales .......................................  $ 11,355     $ 11,200        $ 39,600    $ 35,569
  Other ...................................................       667          456           1,805       1,140
                                                             --------     --------        --------    --------
                                                               12,022       11,656          41,405      36,709
                                                             --------     --------        --------    --------

Expenses
  Direct operating ........................................     1,842        2,336           6,346       6,716
  Exploration .............................................       135           (5)            168         367
  General and administrative ..............................     1,783          801           5,474       3,591
  Interest and other ......................................     3,743        3,259          10,972      10,274
  Depletion, depreciation and amortization ................     7,118        7,005          23,249      21,008
  Restructuring expenses ..................................         -            -             828           -
                                                             --------     --------        --------    --------

Income (loss) before taxes ................................    (2,599)      (1,740)         (5,632)     (5,247)

Provision (benefit) for income taxes
  Current .................................................         -            -               -           -
  Deferred ................................................       (63)           -            (215)       (713)
                                                             --------     --------        --------    --------
                                                                  (63)           -            (215)       (713)
                                                             --------     --------        --------    --------

Net income (loss) .........................................  $ (2,536)    $ (1,740)       $ (5,417)   $ (4,534)
                                                             ========     ========        ========    ========


                            The accompanying notes are an integral part of these statements.



                                                  GERRITY OIL & GAS CORPORATION

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                              CONVERTIBLE
                                            PREFERRED STOCK           COMMON STOCK        CAPITAL IN
                                          ------------------     ----------------------    EXCESS OF   RETAINED
                                           SHARES     AMOUNT       SHARES        AMOUNT    PAR VALUE   EARNINGS     TOTAL
                                          -------     ------     ----------     -------    ---------   --------   --------


Balance, December 31, 1994 .............. 379,500     $    4     13,781,260     $   138    $160,524    $14,086    $174,752
Net loss ................................       -          -              -           -           -     (7,973)     (7,973)
Preferred dividends .....................       -          -              -           -           -     (4,554)     (4,554)
                                          -------     ------     ----------     -------    --------    -------    --------
Balance, December 31, 1995 .............. 379,500          4     13,781,260         138     160,524      1,559     162,225

Net loss through the Merger date ........       -          -              -           -           -     (1,387)     (1,387)
Preferred dividends .....................       -          -              -           -           -     (1,139)     (1,139)
Revaluation of assets and liabilities
  in Merger to fair value ...............       -          -    (13,781,160)       (138)    (86,695)       967     (85,866)
Net loss subsequent to the
  Merger ................................       -          -              -          -            -     (3,147)     (3,147)
                                          -------     ------     ----------     -------    --------    -------    --------

Balance, September 30, 1996
  (unaudited) ........................... 379,500     $    4            100     $    -     $ 73,829    $(3,147)   $ 70,686
                                          =======     ======     ==========     =======    ========    =======    ========



                                The accompanying notes are an integral part of these statements.


                                           GERRITY OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  1995              1996
                                                                                --------          --------
                                                                                        (UNAUDITED)
Operating activities
   Net loss ....................................................................$ (5,417)         $ (4,534)
   Adjustments to reconcile net loss to net cash
      provided by operations
         Exploration expense ...................................................     168               367
         Depletion, depreciation and amortization ..............................  23,249            21,008
         Restructuring expenses ................................................     194                 -
         Deferred taxes and other ..............................................     211              (751)

         Change in current and other assets and liabilities  Decrease (increase)
            in:
              Accounts receivable ..............................................   3,178              (205)
              Inventory and other ..............................................    (171)              (24)
            Increase (decrease) in:
              Accounts payable .................................................    (972)              828
              Accrued liabilities ..............................................  (3,682)           (3,685)
              Ad valorem taxes payable .........................................  (1,345)           (2,447)
                                                                                --------          --------

         Net cash provided by operations .......................................  15,413            10,557
                                                                                --------          --------

Investing activities
   Acquisition, development and exploration .................................... (19,158)           (5,472)
   Sale of oil and gas properties ..............................................      -              1,111
   Merger expenses .............................................................      -             (8,058)
                                                                                --------          --------
         Net cash used in investing ............................................ (19,158)          (12,419)
                                                                                --------          --------

Financing activities:
   Repayment of long-term debt ................................................. (16,500)          (57,111)
   Proceeds from long-term debt ................................................  23,750            64,500
   Payable to affiliate                                                               -              1,116
   Preferred dividends .........................................................  (3,416)           (1,139)
   Other .......................................................................     (41)              190
                                                                                --------          --------
         Net cash provided by financing ........................................   3,793             7,556
                                                                                --------          --------

Net increase in cash and equivalents ...........................................      48             5,694
Cash and equivalents, beginning of period ......................................     110             1,433
                                                                                --------          --------
Cash and equivalents, end of period ............................................$    158          $  7,127
                                                                                ========          ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $ 14,173          $ 13,167


                           The accompanying notes are an integral part of these statements.

                          GERRITY OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of normal recurring items and a revaluation of assets and liabilities as a result of accounting for the merger of the Company as a purchase by Patina) necessary to present fairly the financial position of Gerrity Oil & Gas Corporation and its wholly-owned subsidiaries (collectively, the "Company") as of September 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 and the Company's Proxy Statement/Prospectus dated April 2, 1996 (SEC Registration No. 333-572).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Recent Developments

     On May 2, 1996, at a special meeting of the stockholders of the Company, the Amended and Restated Agreement and Plan of Merger dated January 16, 1996 and amended and restated March 20, 1996 (the "Agreement") and the transactions contemplated thereby, providing for the merger (the "Merger") of a wholly owned subsidiary of Patina Oil & Gas Corporation ("Patina"), which was a wholly owned subsidiary of Snyder Oil Corporation ("SOCO"), with and into the Company, was approved by the Company's common stockholders. In accordance with the Agreement, the shares of common stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger were collectively converted into an aggregate of 6,000,000 shares of common stock, par value $.01 per share of Patina, and 3,000,000 five-year warrants initially to purchase one share of Patina Common Stock at an exercise price of $12.50 per share. Also, 500,000 five-year warrants to purchase one share of Patina Common Stock at an exercise price of $8.04 per share were issued to the Company's former chief executive officer. Subsequent to the Merger, Patina has repurchased 707,000 shares of common stock, all 500,000 warrants issued to the Company's former chief executive officer and 80,549 warrants for total consideration of $5,100,000. As a result, SOCO currently owns 73% of the common stock.

     In  conjunction  with the  Merger,  Patina  offered  to  exchange  Patina's preferred  stock for  Gerrity's  preferred  stock (the  "Original  Exchange
     Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of Gerrity's preferred stock. Subsequent to the quarter end, Gerrity's certificate of incorporation was amended to provide that all shares of Gerrity's preferred stock not exchanged in the Original Exchange Offer be exchanged for Patina's preferred stock on the same terms as the Original Exchange Offer. Additionally, the Company repurchased $1.2 million of Senior Subordinated Notes ("Subordinated Notes" or "Notes") put to the Company in accordance with the change of control provision within the indenture. The Company has also repurchased an additional $1.3 million of the Notes subsequent to June 30, 1996.

     During the second quarter of 1996, the purchase method was used to record the acquisition of the Company by Patina. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result of applying pushdown accounting, the assets and liabilities of the Company were revalued to reflect the purchase price (the estimated value of the Patina common shares and Patina warrants distributed to the Company's common shareholders plus all liabilities assumed by Patina) to acquire the Company. The Company's assets and liabilities were assigned carrying amounts based on their relative fair market values.

     The financial statements reflect the effects of the Merger-related transactions recorded in the second quarter of 1996. The primary impact of applying pushdown accounting was the revaluation of oil and gas properties and the associated impact on depletion, depreciation and amortization. Periods presented prior to the second quarter of 1996 are presented on a pre-Merger basis and, therefore, are not comparable.

     Risks and Uncertainties

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased natural gas prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. Subsequent to September 30, 1996, both oil and natural gas prices have increased considerably, however, there can be no assurance that these increases will be sustained. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

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

     Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to one barrel. Amortization of capitalized costs has generally been provided over the entire DJ Basin as the wells are located in the same reservoir. The Company expects to review the appropriateness of this policy in the fourth quarter of 1996. No accrual has been provided for estimated future abandonment costs as management estimates that the salvage value will approximate such costs.

     During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the nine months ended September 30, 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

     Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the three months ended September 30, 1996 was $1,603,000. Scheduled amortization for the next five years is $1,029,000 for the remainder of 1996, $1,500,000 in 1997, $500,000 in 1998, and
     $250,000 in each of 1999 and 2000.

     Financial Instruments

     The book value and estimated fair value of cash and equivalents was $1.4 million and $7.1 million at December 31, 1995 and September 30, 1996. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's Senior debt and Subordinated Notes combined was $118 million and $131.3 million at December 31, 1995 and September 30, 1996. The fair value of the Senior debt is presented at face value given its floating rate structure. The book value of the Subordinated Notes was $103.3 million and the estimated fair value was $104.2 million September 30, 1996. The fair value is estimated based on the instrument's price as quoted on the New York Stock Exchange.

     Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Certain amounts in prior period consolidated financial statements have been reclassified to conform with current classification.

3.   INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                                  1995              1996
                                                                               ------------     -------------
                                                                                        (IN THOUSANDS)

     11 3/4% Subordinated Notes due 2004 ......................................  $100,000          $103,264
     Senior debt, banks .......................................................    18,000            28,000
                                                                                 --------          --------
     Total long-term debt .....................................................   118,000           131,264
     Less current maturities ..................................................    (1,125)                -
                                                                                 --------          --------


     Long-term debt, net ......................................................  $116,875          $131,264
                                                                                 ========          ========

     The scheduled maturities of indebtedness for the next five years at September 30, 1996 were as follows:

         YEAR ENDING
         DECEMBER 31,                                                       (IN THOUSANDS)
         ------------                                                       --------------
         1996 ................................................................  $     -
         1997 ................................................................        -
         1998 ................................................................        -
         1999 ................................................................   28,000
         2000 ................................................................        -
                                                                                -------

             Total ...........................................................  $28,000
                                                                                =======


     As of November 4, 1996, the Company had approximately $125.2 million of debt outstanding consisting of $22.0 million of Senior debt and $103.2 million of Subordinated Notes.

     Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (a) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (b) a facility provided to the Company (the "Company Facility").

     The Company Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the Company Facility is limited to a fluctuating borrowing base that equaled $51 million at September 30, 1996. At September 30, 1996, $28.0 million was outstanding under the Company Facility. On November 1, 1996, the borrowing base was adjusted to $35 million. To date, the Company Facility has been used primarily to refinance the previous bank credit facility and pay costs associated with the Merger.

     The borrower may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25% (the "Eurodollar Margin"). From May 2, 1996 through September 30, 1996, the average interest rate under the facilities approximated 6.9%.

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

     On July 1, 1994, the Company received the net proceeds of approximately $95 million from its offering of $100 million of 11 3/4% Subordinated Notes due July 15, 2004. In connection with the Merger, the Company repurchased $1.2 million of the Notes. The Company has also repurchased an additional $1.3 million of the Notes subsequent to June 30, 1996. As part of the purchase method of accounting, the remaining Notes have been reflected in the accompanying financial statements at a market value of $103.3 million or 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, the Company would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

     The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51 million.

4.   STOCKHOLDERS' EQUITY

     In 1993, the Company privately placed 3,036,000 Depositary Shares, each representing a one-eighth interest in a share of $12.00 Convertible Preferred Stock. The Company received $72.5 million net proceeds from the offering. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder into 10.392 shares of Common Stock. Annual cumulative dividends of $12.00 per share of Convertible Preferred Stock ($1.50 per Depositary Share) are payable each May 15, August 15, November 15, and February 15, when, and if declared by the Board. Dividends at the rate of $12.00 per share, annually, were paid through February 15, 1996. Subsequent to that date, no dividends have been declared or paid on the Company's preferred shares.

     In the case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Convertible Preferred Stock are entitled to receive a liquidation preference of $200.00 per share ($75.9 million or $25 per Depositary Share), plus accrued unpaid dividends. The shares of Convertible Preferred Stock are redeemable at the option of the Company, in whole or in part at any time at $208.40 per share, declining ratably to $200 per share in May 2003.

     In  conjunction  with the  Merger,  Patina  offered  to  exchange  Patina's preferred  stock for  Gerrity's  preferred  stock (the  "Original  Exchange
     Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of Gerrity's preferred stock. Subsequent to the quarter end, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock not exchanged in the Original Exchange Offer be exchanged for Patina's preferred stock on the same terms as the Original Exchange Offer.

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

5.   INCOME TAXES

     The difference between the benefit from income taxes for the three and nine months ended September 30, 1995 and 1996, and the amount which would be determined by applying statutory income tax rates to income before income taxes is due primarily to a reduction of the effective tax rate as a result of the anticipated realization of alternative minimum tax credits and utilization of Section 29 tax credits, respectively.

6.   RELATED PARTY

     Subsequent to the Merger, the Company no longer has its own employees. Employees, certain office space and furniture, fixtures and equipment are provided by Patina. Patina allocates general and administrative expenses for the Company on a production volume basis.

7.   COMMITMENTS AND CONTINGENCIES

     In January 1996, Gerrity and three other producers were sued by five plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under various lease provisions. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs in calculating royalty payments in breach of the relevant lease provisions and that fact was fraudulently concealed from the plaintiffs. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company was not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and it intends to defend this and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

     In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against the Company and each of the directors of the Company, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain the defendants from consummating a merger which will benefit the holders of the Company's common stock at the expense of the holders of the Preferred and
     (b)  to  obtain  a  declaration  that  the  terms  of the  proposed  merger constitute a breach of the contractual rights of the Preferred." The complaint seeks, among other things, certification as a class action on behalf of all holders of the Company's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Merger and money damages. Defendants believe that the complaint is without merit and intend to vigorously defend against the action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Gerrity Oil & Gas Corporation (the "Company") is an energy company primarily engaged in the development and production of low risk oil and gas wells in the Wattenberg Field. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

         Revenue. Revenue for the three and nine months ended September 30, 1996 was $11,656,000 and $36,709,000, a decrease of $366,000, or 3% and $4,696,000, or 11%, respectively, as compared to the same periods in 1995. These changes were primarily attributable to decreased average daily production partially offset by higher average selling prices as summarized in the tables below:

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                              ------------------------------         ---------------------------
                                                1995        1996        %               1995       1996      %
                                                ----        ----      -----             ----       ----    ---
Barrels of oil production
   per day .................................   4,075       3,102       (24)            4,693      3,353     (29)
Price per barrel ...........................  $15.96      $18.91        18            $16.11     $19.26      20
Mcfs of gas production
   per day .................................  47,069      37,513       (20)           50,451     40,234     (20)
Price per Mcf ..............................  $ 1.24       $1.68        35            $ 1.38      $1.62      17
Barrels of oil equivalent
   production per day ......................  11,919       9,354       (22)           13,102     10,059     (23)
Price per barrel equivalent ................  $10.35      $13.01        26            $11.07     $12.91      17

                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           SEPTEMBER 30            SEPTEMBER 30
                                                                        -------------------      -----------------
Decrease in oil and gas sales due to production volume ..................   $(2,519,000)            $(9,623,000)
Increase in oil and gas sales due to selling price ......................     2,364,000               5,592,000
                                                                            -----------             -----------
Decrease in oil and gas sales ...........................................   $  (155,000)            $(4,031,000)
Decrease in other revenue ...............................................      (211,000)               (665,000)
                                                                            -----------             -----------
Decrease in revenues ....................................................   $  (366,000)            $(4,696,000)
                                                                            ===========             ===========

         Oil and gas production may vary from period to period due to several factors, including changes in weather, timing of new well hookups, timing of recompletions, and the purchase or sale of producing properties. In response to low commodity prices experienced throughout 1995 and the first half of 1996, the Company reduced the level of its drilling and recompletion activity. More than half of a typical Codell well's reserves are recovered in the first three years of production. As a result, each well contributes significantly more production in the first year than in subsequent years. The Company drilled and completed 860 wells and performed 282 recompletions from January 1, 1992 to December 31, 1994. From January 1, 1995 to the present time, the Company has drilled and completed 89 wells and performed 108 recompletions. Production was lower during the three and nine months ended September 30, 1996 in comparison to 1995 as a result of all of the aforementioned factors.

         In March 1996, the Company entered into a crude oil swap agreement in order to hedge against the volatility in crude oil prices during the summer months. Although the Company entered into the agreement to minimize exposure to price decreases, the agreement also limited the Company's ability to benefit from any significant price increases on the contract volumes. The contract volume was for 1,500 barrels of crude oil per day during the period from July 1, 1996 through September 30, 1996. The agreements involve the cash settlement of the differential between the contract prices (an average of $18.34 per barrel) and the average closing NYMEX crude oil price during each month. The losses realized on these agreements ($553,000) have been included as a component of oil and gas sales in the month of production.

     Direct Operating Expenses. Direct operating expenses consist of lease operating expenses and production taxes. The Company's costs for the three and nine months ended September 30, 1996 were $2,336,000 and $6,716,000, an increase of $494,000, or 27%, and an increase of $370,000, or 6%, respectively, compared to the same periods in 1995. The overall increase for the three and nine months ended September 30, 1996 is attributable to a reclassification of certain expenses to direct operating expenses to present these costs on a financial reporting basis consistent with that of SOCO.

     General and Administrative Expenses. General and administrative expenses, which are net of operator fees received by the Company, for the three and nine months ended September 30, 1996 were $801,000 and $3,591,000, a decrease of $982,000, or 55% and $1,883,000, or 34%, respectively, compared to the same periods in 1995. The decreases reflect the Company's cost reduction plan which was implemented in January 1995 as well as additional cost savings realized as a result of the Merger.

     Interest and Other Expenses. Interest and other expenses for the three and nine months ended September 30, 1996 was $3,259,000 and $10,274,000, a decrease of $484,000, or 13%, and $698,000, or 6%, respectively, as compared to the same periods in 1995. These decreases are due primarily to a decrease in the average outstanding borrowings between 1995 and 1996 as follows:

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30              SEPTEMBER 30
                                                                  -----------------------   -----------------------
                                                                     1995         1996         1995         1996
                                                                   --------     --------     --------     --------

Average interest rate ..........................................      10.9%        10.6%        10.8%        10.9%

Average borrowings outstanding
     (in thousands) ............................................   $137,936     $123,150     $137,118     $123,239

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the three and nine months ended September 30, 1996 were $7,005,000 and $21,008,000, a decrease of $113,000, or 2%, and a decrease of
$2,241,000, or 10%, respectively, compared to the same periods in 1995. As depletion is calculated using the units-of-production method, the decrease in the three and nine months ended September 30, 1996 was partially attributable to the decrease in oil and gas production. The decrease for the three months ended September 30, 1996 also reflects the reduction in the valuation of oil and gas properties from historical cost to fair value as of the Merger date somewhat offset by the inclusion of the amortization of a noncompete agreement entered into in conjunction with the Merger. Depletion costs per BOE increased from $6.23 for the first nine months of 1995 to $6.84 for the first nine months of 1996.

         Restructuring expenses. Restructuring expenses for the nine months ended September 30, 1995 were $828,000. These expenses were a result of the Company's cost reduction plan implemented in January 1995 and were comprised primarily of severance benefits and to a lesser extent, office lease renegotiation costs and the related abandonment of leasehold improvements.

         Income Taxes. The difference between the benefit from income taxes for the three and nine months ended September 30, 1995 and 1996, and the amount which would be determined by applying statutory income tax rates to income before income taxes is due primarily to a reduction of the effective tax rate as a result of the anticipated realization of alternative minimum tax credits and utilization of Section 29 tax credits, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with the Merger, the Company entered into a new Bank Credit Agreement dated as of May 2, 1996 with Texas Commerce Bank National Association, as administrative agent, NationsBank of Texas, N.A., as documentary agent, Wells Fargo Bank, N.A., CIBC, Inc. and Credit Lyonnais, as co- agents. The Company's Credit Agreement currently includes commitments to lend up to $51,000,000 to the Company. Borrowings under the Credit Agreement are secured by a pledge of the stock of all of the Company's subsidiaries and a mortgage on substantially all of the Company's oil and gas properties. As of September 30, 1996, the Company had $28,000,000 of outstanding borrowings and $23,000,000 available for borrowing under the Bank Credit Agreement. The average interest rate on outstanding borrowings under the Bank Credit Agreement at September 30, 1996 was 7.17%.

     The amount available to be drawn by the Company under the Credit Agreement is subject to a borrowing base (the "Borrowing Base"), which is based upon the Lenders' determination of the amount of Indebtedness (as defined in the Credit Agreement) for borrowed money that can be supported by the Company's proved oil and gas reserves. The Borrowing Base is generally determined semi-annually, but may be redetermined, at the option of either the Company or the Lenders, one additional time each year, and will be redetermined on certain sales of assets included in the Borrowing Base. As of November 1, 1996 and until the next scheduled redetermination, the Borrowing Base has been set at $35,000,000.

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

     The Company's 11 3/4% Subordinated Notes due July 15, 2004 contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51,000,000, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51,000,000. The Company is of the opinion that this will have no materially adverse effect on its financial condition.

     The Company had a working capital deficit of $6,583,000 and positive working capital of $2,924,000 at December 31, 1995 and September 30, 1996, respectively. The Company has historically maintained a working capital deficit as cash flows from operations have been sufficient to meet its working capital needs. At September 30, 1996, the Company had an additional $23,000,000 of available borrowings pursuant to the terms of its Credit Agreement.

     During the nine months ended September 30, 1996, the Company performed 52 recompletions. Net cash used in investing activities was $12,419,000. These capital expenditures were financed through cash provided by operating activities of $10,557,000 and through net borrowings under the Credit Agreement totaling $7,389,000. Net cash provided by financing activities was $7,556,000. With the recent increase in commodity prices, management intends to increase the drilling and recompletion activity in the fourth quarter of 1996. The Company's capital expenditures for 1996, exclusive of acquisitions, are currently estimated to be approximately $6,500,000 to $8,000,000. The Company continually evaluates the drilling budget and may increase or decrease its development program in response to market conditions.

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

INFLATION AND CHANGES IN PRICES

     While certain of its costs are affected by the general level of inflation, factors unique to the oil and gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Information with respect to this item is incorporated by reference from
         Note 7 of the Notes to Consolidated Financial Statements in Part I of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the Company's common and preferred stockholders was held on October 31, 1996. The holders of the common stock and preferred stock of the Company voted as follows:

         Adoption of the Certificate of Amendment to exchange all shares of Gerrity's preferred stock not exchanged in the Original Exchange Offer for Patina's preferred stock on the same terms as the Original Exchange Offer.

                                            VOTES FOR          VOTES AGAINST          ABSTENTIONS
                                            ---------          -------------          -----------
                  Common .................        100                 0                      0

                  Preferred ..............  1,204,847                 0                      0


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
   NO.              DESCRIPTION

10.74       -       Second  Amendment to Credit Agreement  effective  October 8,
                    1996 by and among the Company, Patina Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas
                    Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

10.75       -       Third Amendment to Credit  Agreement  effective  November 1,
                    1996 by and among the Company,  Patina Oil & Gas Corporation and SOCO  Wattenberg  Corporation,  as Borrowers,  and Texas
                    Commerce Bank National Association, as Administrative Agent,
                    and  certain  commercial  lending   institutions.

10.76       -       Sublease  Agreement  dated  as of  October  7,  1996  by and between Gerrity Oil & Gas Corporation,  as Sublandlord,  and
                    Shadownet Technologies, L.L.C.

27          -       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GERRITY OIL & GAS CORPORATION
                                         (Registrant)



Date:     November 14, 1996               By:/S/DAVID J. KORNDER
                                             ----------------------------
                                             David J. Kornder
                                             Vice President
                                             Chief Financial Officer