Form 10-Q/A
period 1996-06-30
GERRITY OIL & GAS CORPORATION
filed 1996-12-13
CIK 865431

PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
a.Exhibits required by Item 601 of Regulation S-K:

     Exhibit
        No.      Description
     -------     -----------
     10.73 -     First Amendment to Credit Agreement dated June 28, 1996
                 by and among Gerrity, Patina Oil & Gas Corporation and
                 SOCO Wattenberg Corporation, as Borrowers, and Texas
                 Commerce Bank National Association, as Administrative
                 Agent, and certain commercial lending institutions.*

     27    -     Financial Data Schedule

b. Report on Form 8-K:

     On May 17, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The Report disclosed under Item 1 information regarding the approval of the Amended Agreement and Plan of Merger among Snyder Oil Corporation, Patina Oil & Gas Corporation, Patina Merger Corporation and the Company.

     * Filed previously

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GERRITY OIL & GAS CORPORATION

                                      (Registrant)



                                       By:/S/DAVID J. KORNDER
                                          -----------------------
                                          David J. Kornder
                                          Vice President
                                          Chief Financial Officer






Date: December 10, 1996